Form 10QSB
period 2001-09-30
DIGITALREACH HOLDINGS INC
filed 2001-11-13
CIK 1145006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29369

                           DIGITALREACH HOLDINGS, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its charter)

                Florida                                 52-2262373
                -------                                 ----------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

11845 West Olympic Boulevard, Suite 1140
        Los Angeles, California                           90064
----------------------------------------                  -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number: (310) 477-7395

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        On September 30, 2001, there were outstanding 8,813,301 shares of the Registrant's Common Stock, no par value, and 0 shares of the Registrant's Preferred Stock, no par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                         PAGE(S)
     INDEPENDENT ACCOUNTANTS' REPORT                                         3

     CONSOLIDATED FINANCIAL STATEMENTS

        Balance Sheets                                                       4

        Statements of Operations                                             5

        Statements of Changes in Stockholders' Equity                        6

        Statements of Cash Flows                                             7

        Notes to Consolidated Financial Statements                      8 - 17

     SUPPLEMENTARY INFORMATION

        Schedule of General, Administrative and Development Expenses        18

                         JOSEFINA C. DE LA CRUZ, C.P.A.
                           A Professional Corporation

Josefina C. De la Cruz, CPA                        2700 N Main Street, Suite 900
Rebecca Q. Masinsin, CPA                                     Santa Ana, CA 92705
Timothy Vo, CPA                                          Tel. No. (714) 558-8703
Marissa B. Zacarias, IT Manager                           Fax No. (714) 558-7940
--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
DigitalReach Holdings, Inc. and Subsidiaries
Los Angeles, California

We have reviewed the accompanying balance sheet of DigitalReach USA Holdings, Inc., (formerly known as Berten USA Holdings, Inc.) and Subsidiaries (Development Stage Companies), as of September 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of DigitalReach USA Holdings, Inc. and Subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedule of general, administrative and development expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California
November 5, 2001

--------------------------------------------------------------------------------

           MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                               SEC PRACTICE GROUP
               CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                               TAX PRACTICE GROUP

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2001              2000
                                                                      (UNAUDITED)        (AUDITED)
                                                                     -------------      ------------
                                         ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                         $    59,452       $   907,151
    Other receivables                                                          --             5,950
    Employee advances                                                       8,609                --
    Prepaid expenses                                                        2,750                --
                                                                      -----------       -----------

    Total current assets                                                   70,811           913,101
                                                                      -----------       -----------

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                      161,596           328,115
                                                                      -----------       -----------

OTHER ASSETS

    Notes receivable                                                       54,392           588,261
    Deposits                                                               22,960            37,961
                                                                      -----------       -----------

    Total other assets                                                     77,352           626,222
                                                                      -----------       -----------

TOTAL ASSETS                                                          $   309,759       $ 1,867,438
                                                                      ===========       ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES (NOTE 4)

    Accounts payable                                                  $   180,366       $    82,401
    Accrued expenses                                                      116,418            87,420
                                                                      -----------       -----------

    Total current liabilities                                             296,784           169,821
                                                                      -----------       -----------

MINORITY INTERESTS (NOTE 5)                                                    --                --
                                                                      -----------       -----------

STOCKHOLDERS' EQUITY (NOTE 8)

    Preferred Stock, no par value, 10,000,000 shares authorized,
    0 shares issued and outstanding                                            --                --

    Common stock, no par value; 100,000,000 shares authorized;
    8,813,301 shares, issued and outstanding                            6,362,194         5,565,000
    Paid-in capital                                                        (3,000)           (3,000)
    Accumulated deficit                                                (6,346,219)       (3,864,383)
                                                                      -----------       -----------

    Total Stockholders' Equity                                             12,975         1,697,617
                                                                      -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   309,759       $ 1,867,438
                                                                      ===========       ===========

           See accompanying notes and independent accountants' report.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  CUMULATIVE FROM
                                  6/3/97 (DATE OF     FOR THREE MONTHS ENDED           FOR NINE MONTHS ENDED
                                   INCEPTION) TO           SEPTEMBER 30,                    SEPTEMBER 30,
                                     9/30/2001         2001            2000             2001             2000
                                  ---------------    ---------      -----------      -----------      -----------
REVENUES                            $        --      $      --      $        --      $        --      $        --

EXPENSES
   General, Administrative and        5,134,993        406,168        2,283,337        2,380,652        2,346,614
     Development expenses
   Depreciation                         155,568         21,315           48,642          103,847           48,642
                                    -----------      ---------      -----------      -----------      -----------
   Total Operating Expenses           5,290,561        427,483        2,331,979        2,484,499        2,395,256
                                    -----------      ---------      -----------      -----------      -----------

NET OPERATING LOSS                   (5,290,561)      (427,483)      (2,331,979)      (2,484,499)      (2,395,256)
                                    -----------      ---------      -----------      -----------      -----------

OTHER INCOME/(EXPENSES)
   Interest Income                        4,718             --                             2,884
   Dividend Income                        1,821            167            1,264            1,821            1,289
   Interest expense                      (3,887)            (8)            (695)            (977)            (695)
   Loss on uncollectible debts       (1,247,076)
   Loss on sale of fixed assets          (2,434)        (1,065)                           (1,065)
                                    -----------      ---------      -----------      -----------      -----------
   Total other income (expense)      (1,246,858)          (906)             569            2,663              594
                                    -----------      ---------      -----------      -----------      -----------

NET LOSS BEFORE                      (6,537,419)      (428,389)      (2,331,410)      (2,481,836)      (2,394,662)
   MINORITY INTERESTS

MINORITY INTERESTS -
   SHARE OF LOSS                        191,200             --               --               --           27,345
                                    -----------      ---------      -----------      -----------      -----------

NET LOSS FOR THE PERIOD             $(6,346,219)     $(428,389)     $(2,331,410)     $(2,481,836)     $(2,367,317)
                                    ===========      =========      ===========      ===========      ===========

NET LOSS PER
COMMON SHARE                                         $   (0.48)     $    (12.91)     $     (2.76)     $    (13.11)
                                                     =========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                                       899,463          180,584          899,463          180,584
                                                     =========      ===========      ===========      ===========

           See accompanying notes and independent accountants' report.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                                    TOTAL
                                                          COMMON STOCK             PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                     SHARES           AMOUNT       CAPITAL        DEFICIT          EQUITY
                                                   -----------      ----------     -------      -----------     -------------
Shares issued for services on
June 3, 1997                                         5,000,000      $    5,000     $(3,000)     $        --      $     2,000

Net loss, June 3, 1997 to
December 31, 1997                                           --              --          --           (2,000)          (2,000)
                                                   -----------      ----------     -------      -----------      -----------

Balance, December 31, 1997                           5,000,000           5,000      (3,000)          (2,000)              --
                                                   -----------      ----------     -------      -----------      -----------

Balance, December 31, 1998                           5,000,000           5,000      (3,000)          (2,000)              --
                                                   -----------      ----------     -------      -----------      -----------

Balance, December 31, 1999                           5,000,000           5,000      (3,000)          (2,000)              --

Restatement on May 18, 2000 per stock split         (5,000,000)             --          --               --               --

Common Stock Retroactively
restated on May 18, 2000
(1 to 5 reverse stock split)                         1,000,000              --          --               --               --

Shares issued on May 18, 2000
for cancellation of debt                             2,000,000       1,000,000          --               --        1,000,000

Shares issued for services on
June 26, 2000                                           65,000          25,000          --               --           25,000

Shares issued on September 13, 2000 in
exchange with common shares of Berten USA, Inc.     29,000,000       2,030,000          --               --        2,030,000

Shares issued to shareholders of Digitalreach
International for its 5,000,000 common shares
August 15, 2000                                      5,000,000           5,000          --               --            5,000

Shares issued in exchange for  note
receivable and cancellation of debt on
November 3, 2000                                     5,000,000       2,500,000          --               --        2,500,000

Net loss for the year ended
December 31, 2000                                           --              --          --       (3,862,383)      (3,862,383)
                                                   -----------      ----------     -------      -----------      -----------

Balance, December 31, 2000                          42,065,000       5,565,000      (3,000)      (3,864,383)       1,697,617

Common stock retroactively restated to reflect
50 to 1 reverse stock split (rounding of
shares included) on July 13, 2001                  (41,223,639)

Shares issued in exchange of cancellation            7,971,940         797,194                                       797,194
of notes on September 29, 2001

Net for loss the nine  months ended
September 30, 2001                                          --              --          --       (2,481,836)      (2,481,836)
                                                   -----------      ----------     -------      -----------      -----------

Balance, September 30, 2001                          8,813,301      $6,362,194     $(3,000)     $(6,346,219)     $    12,975
                                                   ===========      ==========     =======      ===========      ===========

           See accompanying notes and independent accountants' report.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      CUMULATIVE
                                                      FROM 6/3/97
                                                       (DATE OF         FOR THE NINE MONTHS ENDED
                                                     INCEPTION) TO     ----------------------------
                                                        9/30/01          9/30/01          9/30/00
                                                     -------------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                          $(6,346,219)     $(2,481,836)     $(2,367,317)
    Adjustment to reconcile net loss to net cash
    used in operating activities:
      Minority interest on net loss of subsidiary        (191,200)                          (27,345)
      Depreciation and amortization                       155,568          103,847           48,642
      Loss on uncollectible debts                       1,247,076
      Loss on sale of assets                                1,065            1,065               --
      (Increase) Decrease in:
         Advances to Employees                             (8,609)          (8,609)         (92,302)
         Other receivable                                  (5,950)                               --
         Prepaid expenses                                  (2,750)          (2,750)          (2,660)
      (Increase) Decrease in:
         Accounts Payable                                 374,222           97,965           92,526
         Payroll taxes payable                                                                   --
         Accrued expenses                                 116,421           28,998          149,544
                                                      -----------      -----------      -----------

    NET CASH USED BY OPERATING ACTIVITIES              (4,660,376)      (2,261,320)      (2,198,912)
                                                      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from deposits                                (22,961)          15,000          (15,961)
    Proceeds from sale of equipment                       197,234          197,235         (333,752)
    Purchase of equipment                                (512,505)        (135,627)      (5,622,100)
                                                      -----------      -----------      -----------

    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                               (338,232)          76,608       (5,971,813)
                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                 80,000               --        3,065,000
    Proceeds from notes receivable                      1,594,761          588,261        1,338,837
    Increase in other receivable                          (57,422)              --               --
    Proceeds from issuance of notes payable             4,544,803          797,194
    Advances to affiliates                             (1,118,966)         (48,442)       3,702,758
                                                      -----------      -----------      -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES           5,043,176        1,337,013        8,106,595
                                                      -----------      -----------      -----------

NET INCREASE IN CASH                                       44,568         (847,699)         (64,130)

CASH, BEGINNING OF PERIOD                                  14,884          907,151          453,639
                                                      -----------      -----------      -----------

CASH, END OF PERIOD                                   $    59,452      $    59,452      $   389,509
                                                      ===========      ===========      ===========

           See accompanying notes and independent accountants' report

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1 - ORGANIZATION AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of DigitalReach Holdings, Inc. (DRHC), and its Subsidiaries, Digitalreach International, Inc. (DRII), and digitalReach Corporation (DRC), collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation.

DigitalReach Holdings, Inc. (the Parent) was formerly Future Projects VII, Corp. and was organized on June 3, 1997, under the laws of the State of Florida. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standards No. 7 (SFAS 7), "Accounting and Reporting for Development Stage Enterprises," is considered a development stage company. The articles of incorporation were amended on May 18, 2000 effecting a change of name to Berten USA Holdings, Inc. Other amendments changed its common stock par value from $0.001 to no par value. Total authorized shares is One Hundred Million (100,000,000) shares of common stock, no par value, and Ten Million shares of preferred stock no par value. On July 13, 2001 Articles of Incorporation were amended effecting a change of name to DigitalReach Holdings Inc, and a reverse stock split converting each fifty shares of no par common stock to one share. As of September 30, 2001, total issued and outstanding shares are 8,813,001 shares of common stock. There are no issued and outstanding shares of preferred stock as of September 30, 2001.

Digitalreach International, Inc. (DRII) was organized on July 31, 2000, under the laws of the State of Nevada. DRII currently has no operations and in accordance with SFAS 7, is considered a development stage company. DRII is a 100% subsidiary of DRHC.

digitalReach Corporation (formerly WebVentures Corporation) was organized and incorporated in the state of Virginia on March 26, 1999. Pursuant to a Stock Purchase Agreement with promissory note dated August 1, 2000, DRII acquired approximately 65% of DRC. digitalReach Corporation (DRC) is considered a development stage company in accordance with SFAS 7. DRC's operations are currently based in Englewood, Colorado.DRC is in the process of developing a state-of-the-art People Asset Management (PAM) software solutions. Its flagship products, DigitalReach(1)tm and DigitalReach(x)tm are new generation of internet-business applications that will replace traditional paper-based hiring methods, with online standard skills database-driven solution. The Company's software addresses the challenges of evaluating, hiring, managing and retaining professional knowledge workers. It provides a global internet or internet open-market solution for precision matching employees, consultants and contractors with companies in search of human resources. DRC is a 65% subsidiary of DRII.

A subsidiary of BTUS, Berten USA, Inc., and a related entity, Stratasys, Inc., have not been consolidated with BTUS. A merger agreement was entered into on March 31, 2000 between Web Ventures Corporation (now digitalReach Corp.), Stratasys, Inc., a California Corporation and Berten, USA, Inc. The merger agreement intended that Berten USA, Inc. would be the surviving entity. The merger agreement did not become effective because it was never filed in accordance with the laws of each state of incorporation of the parties. Effective December 31, 2000, Berten USA, Inc. was spun-off from BTUS.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The Company has adopted the provisions of Accounting Research Bulletin No. 51 (ARB 51), "Consolidated Financial Statements," as amended by Statement of Financial Accounting Standard No. 94 (SFAS 94), "Consolidation of All Majority-Owned Subsidiaries" for its consolidation guidelines whereby a parent company that has a controlling financial interest represented by direct or indirect ownership of more than 50% voting interest be consolidated, except those in which (a) control of the subsidiary is temporary or (b) significant doubt exists regarding the parent's ability to control the subsidiary.

The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in earnings of companies 50% or less owned.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

CASH AND CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets, as follows:

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                   Useful Life
                                                    in Years
                                                   -----------
          Furniture and fixtures                    5-7 years
          Equipment                                 3-5 years
          Software                                   3 years

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes that enactment date.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees". The Company has chosen to account for employee stock-based compensation using APB 25.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income," on January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.

EARNINGS PER SHARE

Basic earnings per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants, and convertible securities, unless the effect is to reduce a loss or increase earnings per shares.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT AND ACCOUNTING POLICIES (CONTINUED)

REPORTING ON COSTS OF START-UP ACTIVITIES

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs to be expended as incurred. With the adoption of SOP 98-5, there has been little effect on the Company's financial statements.

RESEARCH AND DEVELOPMENT COSTS

All research and development (R&D) costs are expensed in the period incurred in accordance with Statement of Financial Accounting Standards No. 2 (SFAS 2). Additionally, assets used in R&D activity, such as equipment, facilities, and patents that have alternative future uses in other R&D activities or otherwise are capitalized. Depreciation and amortization on such capitalized R&D-related assets is charged to R&D expense. All expenditures in conjunction with an R&D project, including personnel costs, materials, equipment, facilities, and intangibles, for which the Company has no alternative future use beyond the specific project for which the items were purchased, are expensed. Indirect costs, including general and administrative expenses, which are directly related to the R&D project, are also expensed when incurred.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.

SEGMENT REPORTING

The company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information" on January 1, 1998. The Company's results of operations and financial position were not affected by implementation of SFAS 131 as it operates in only one segment.

PENSION AND OTHER POST RETIREMENT BENEFITS

The Company adopted Statement of Financial Accounting Standards No. 132 (SFAS
132), "Employers' Disclosures about Pensions and Other Post Retirement Benefits" on January 1, 1998. SFAS 132 requires comparative information for earlier years to be restated. The Company's results of operations and financial position were not affected by implementation of SFAS 132.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standards No.133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instrument nor is it engaged in hedging activities, thus the company does not believe implementation of SFAS 133 will have a material impact on its financial statement presentation or disclosures.

YEAR-END

DRHC, DRII and DRC have selected a December 31, year-end. DRC originally had a March 31 year-end, and has changed to a December 31 year-end, effective for the year ended December 31, 2000; DRC's statement of operations has been restated to include the full year ended December 31, 2000.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at September 30, 2001:

                                           DRHC           DRC           Total
                                         --------      ---------      ---------
        Equipment                        $ 14,734      $ 100,040      $ 114,774
        Software                               --         96,575         96,575
        Furniture and fixtures             11,448          3,420         14,868
                                         --------      ---------      ---------

        Total property and equipment       26,182        200,035        226,217

        Accumulated depreciation           (4,611)       (60,010)       (64,621)
                                         --------      ---------      ---------

        Property and equipment, net      $ 21,571      $ 140,025      $ 161,596
                                         ========      =========      =========

Depreciation for the nine months ended September 30, 2001 amounted to $ 103,847.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 4 - CURRENT LIABILITIES

               The breakdown of various current liabilities of DRHC and its subsidiaries, as of September 30, 2001, are as follows:

                                    DRHC       DRII        DRC        Total
                                   -------    -------    --------    --------
      Accounts payable             $    --    $26,490    $153,876    $180,366
      Accrued expenses              44,264                 72,154     116,418
                                   -------    -------    --------    --------
      Total current liabilities    $44,264    $26,490    $226,030    $296,784
                                   =======    =======    ========    ========

NOTE 5 - MINORITY INTERESTS

On August 14, 2000, a stock investment agreement with conditional promissory note was entered between DRII and DRC. DRII acquired approximately 65% of DRC's total issued and outstanding shares consisting of 14,055,000 common shares at $.40 per share or a total consideration of $5,622,000.

The stock investment agreement with conditional promissory note provides for initial payment of $654,985 and the balance in scheduled installment payments. The final payment will be adjusted so that the aggregate investment is exactly $5,622,000. As of September 30, 2001 the balance of the conditional promissory note payable by DRII is $1,130,341. Negotiations are in process for the extension and revision of the stock purchase agreement. Other than the minority interests below, all the inter-company accounts have been eliminated.

Minority interests consist of 35% shareholders' equity in DRC.

      Common Stock                           $     133
      Paid-in Capital                          191,067
      Accumulated Deficit                     (191,200)
                                             ---------
                                             $      --
                                             =========

The majority interest absorbed the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to Accounting Research Bulletin No. 51 (ARB51), paragraph 15. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 6 - CONCENTRATION OF RISKS

Financial instruments that potentially subject the Company to risk consists of cash and cash equivalent accounts in financial institutions, which during the period exceeded the $100,000 federally insured limit. The Company believes it is not exposed to any significant risk as deposits are maintained with reputable and stable financial institutions. At September 30, 2001, cash account balances are below $100,000.

NOTE 7 - STOCKHOLDERS' EQUITY

As of January 1, 2000, there were 5,000,000 shares of common stock issued and outstanding. Effective May 18, 2000, a 1 for 5 reverse stock split was effected and the outstanding common shares were restated at 1,000,000 shares. Other subsequent stock issuances follow:

    (a) Pursuant to a stock purchase agreement, the Company issued Two Million shares (2,000,000) of common stock for note on May 18, 2000 for one million dollars ($1,000,000).

    (b) On June 26, 2000, the Company issued 65,000 shares of common stock for professional services valued at $25,000.

    (c) Pursuant to a stock exchange agreement on August 15, 2000, five million shares (5,000,000) of the Company's common stock were exchanged with five million shares of Digitalreach International, Inc.
          (DRII), a Nevada Corporation. As a result DRII became a 100% subsidiary of DRHC.

    (d) On September 13, 2000, 29 million shares of the Company's common stock were exchanged with 29 million shares of common stock of Berten USA, Inc. pursuant to stock exchange agreement dated May 18, 2000.

    (e) On October 23, 2000, the Company issued 5 million shares of common stock to Ridgeway Commercial Ventures Limited, a Belize corporation, in exchange for cancellation of $1,911,339 debt and non-interest bearing note amounting to $588,661. As of March 31, 2001, the note was paid and liquidated.

    (f) On July 13, 2001 there were a reverse stock split converting fifty shares of no par common stock to one share no par common stock.

    (G) On September 29, 2001, 7,971,940 shares of common stock were issued to Ridgeway Commercial Ventures in exchange for cancellation of indebtedness in the amount of $ 797,194.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


   At September 30, 2001, total issued and outstanding common shares total 8,813,301 shares, which are designated as follows:

               Free Trading Stocks                  41,980
               Restricted Shares                   799,381
               Regulation S shares               7,971,940
                                                 ---------
                   TOTAL                         8,813,301
                                                 =========

NOTE 8 - LEASE COMMITMENTS

               The Company leases and subleases its facilities under various operating leases expiring through year 2002. Rent and related expenses under operating leases amounted to $222,808 for the nine months ended September 30, 2001. Future minimum lease commitments are

                   Year              DRHC
                   ----             -------
                   2001             $32,238
                   2002              24,894

               DRC had two lease commitments expiring through February, 2004. The premises were vacated in July, 2001 and the contracts were terminated and closed. In exchange for the lease commitments that were cancelled, DRC has transferred to the lessor some fixed assets that were in the abandoned premises.

NOTE 9- INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate, as follows:

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 9 - INCOME TAXES  (CONTINUED)

     Estimated net operating loss carry forward                     $6,537,419
                                                                    ==========

     Estimated Current Tax Asset Value of Net Operating Loss
         Carryforwards at Current Prevailing Federal Tax Rate       $  980,613
     Valuation Allowance                                              (980,613)
                                                                    ----------
         Net Tax Asset                                              $       --
                                                                    ==========

     Current Income Tax Expense                                     $       --
                                                                    ==========

     Deferred Income Tax Benefit                                    $       --
                                                                    ==========

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There were no cash payments made for income taxes during the period; interest expense of $977 has been paid in cash.

NOTE 11 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As a result of the Company's continued losses from operations and with no established source of revenues, there is substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to seek investors for funding to continue the operations of its subsidiaries that are in their development stages.

On or about May 2001, DRC, the subsidiary that operates in Englewood, Colorado, has substantially downsized its operations and terminated all of the employees involved in its development operations. The funding of DRC technology development has been temporarily deferred as a result of DRC's major changes in its business development.

NOTE 12 - CONTINGENCIES

DRHC is indirectly involved in a court case involving its former affiliates, Berten USA and Stratasys, Inc. The case is against the Chief Executive Officer of Stratasys, Inc. and was filed on September 20, 2000 with the San Luis Obispo County Superior Court on charges of self-dealing, breach of contract, fraudulent transfer and constructive fraud. The case was related to the proposed merger agreement between Berten USA, Stratasys, Inc. and Web Ventures (now digitalReach Corporation) dated March 31, 2000. The merger did not become

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


effective. At September 30, 2001, the lawsuit is still pending and no unasserted claim or assessment against Digitalreach Holdings, Inc. has been determined.

NOTE 13 - EMPLOYEE STOCK OPTION

DRC has an employee stock option called "2000 Stock Option and Restricted Stock Plan" which was adopted effective September 7, 2000 and shall be in effect for ten years from date of adoption. Total options available are 1,815,008 shares of common stock, of which 1,089,500 have been awarded to employees at an exercise price ranging from $0.40 to $1.00 per share. As of September 30, 2001 no stock options have been exercised.

As a result of the termination of the employees, who were awarded the stock options, all the stock options issued have been canceled. At September 30, 2001, balance of employee stock option is zero.

NOTE 14 - SUBSEQUENT EVENT

Subsequent to the closure of DRC's leased premises, and after September 30, 2001, more than 50% of its fixed assets were disposed and sold for cash, payment of outstanding accounts payable and payments for services. The actual loss on disposition of these assets have not been determined at report date.

                  DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
    CONSOLIDATED SCHEDULE OF GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES
                                   (UNAUDITED)

                                       CUMULATIVE FROM
                                       06/30/97 (DATE      FOR NINE MONTHS ENDED SEPTEMBER 30,
                                       OF INCEPTION TO     -----------------------------------
                                         9/30/2001)              2001              2000
                                       ---------------        ----------        ----------
Salaries and wages                       $2,329,495           $1,119,303        $1,213,963
Consulting                                  648,865              450,976           178,917
Rent                                        350,109              222,808           139,268
Taxes & licenses                            197,860              104,797           100,771
Advertising and marketing                   163,527               86,119            20,610
Employee recruitment and training           183,835               74,361             3,079
Employee benefits                           143,831               68,787            40,072
Legal and accounting                        252,238               60,363           133,939
Office expense                              107,655               54,523           128,812
Travel and entertainment                    235,256               43,893            74,590
Outside services                            119,143               31,168           125,239
Equipment rental                             65,823               26,618            34,094
Telephone                                    54,265               15,104            35,940
Insurance                                    16,834                8,448            90,107
Miscellaneous                                23,833                4,626            18,655
Payroll tax penalties                        19,174                3,497                --
Dues and subscriptions                       14,913                3,186             1,139
Repairs and maintenance                       9,663                2,075             1,067
Development expenses                        198,674                   --             6,352
                                         ----------           ----------        ----------
            TOTAL                        $5,134,993           $2,380,652        $2,346,614
                                         ==========           ==========        ==========


                      See independent accountants' report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               All statements, trend analysis and other information contained in this Report relative to markets for the products of DigitalReach Holdings, Inc. (the "Company" or "Registrant") and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Report.

               (a)  Results of Operations

               The third quarter ended September 30, 2001 did not generate any revenues for the Company, being a development stage company.

               The Company incurred general, administrative and development expenses in the amount of $2,380,652.00 for the nine months ended September 30, 2001, which closely tracks the $2,346,614.00 figure for the same period last year.

               A significant portion of general, administrative and development expenses consists of salaries and wages, consulting fees, rent, and taxes and licenses. For the nine months ended September 30, 2001, salaries and wages amounted to $1,119,303.00; consulting fees amounted to $450,976.00; rent amounted to $222,808.00; and taxes and licenses amounted to $104,797.00.

               The current global downturn in internet stock performance affected the funding scenario and forced the Company and its subsidiary, digitalReach Corporation, to look for cost-effective sites for product development in order to minimize overhead. Revised product development plan is being finalized.

               Net loss per common share was at $2.76 for the nine months ended September 30, 2001, compared to $13.11 for the same period last year.

               As a result of the Company's continued losses from operations and with no established source of revenues, substandtial doubt had been expressed about the Company's ability to continue as a going concern and, as a result, the Company's independent auditors issued a "going concern" opinion in connection with the audits for the period ended September 30, 2001. Until the operating subsidiary of Registrant, digitalReach Corporation, begins earning revenues, the Company will continue to incur losses. Completion of the People Asset Management software is of utmost priority for the Company. Product development will be re-positioned to take advantage of cheaper information technology costs.

               (b)  Liquidity

          For the nine months ended September 30, 2001, the Company had an accumulated deficit of $6,346,619.00. Investors of the Company advanced funds to the Company for its development operations. As of September 30, 2001, investors have advanced $797,194.00 which had been cancelled in exchange for issuance of 7,971,940 shares of common stock of the Company.


Item 3.   Qualitative and Quantitative Disclosures About Market Risk.

          The Company has neither considered nor conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings       (None per Item 103 of Regulation S-B)

Item 2 -  Changes in the Rights of the Company's
          Security Holders

          (a)   Regulation S Issuance

          On September 29, 2001, 7,971,940 shares of common stock of the Company were issued to Ridgeway Commercial Ventures in exchange for cancellation of indebtedness in the amount of $797,194. The unregistered sale of equity securities was made pursuant to Regulation S promulgation under the Securities Act of 1933.

Item 3 -  Defaults by the Company on its Senior Securities       None

Item 4 -  Submission of Matter to Vote of Security Holders       None

Item 5 -  Other Information                                      None

Item 6 -  Exhibits and Reports on Form 8-K

          (a) The Articles of Incorporation and by-laws of the Company appear in Form 10SB12G filed August 7, 2001 and Amended Form 10SB12G filed September 27, 2001 and October 5, 2001, and are incorporated herein by reference.

          (b) Two (2) reports on Form 8-K were filed during the quarter for which this report is filed. On September 4, 2001, a Form 8-K was filed discussing Company projections. On September 12, 2001, a Form 8-K was filed announcing the following resolutions of the board of directors: (1) effective as of the opening of business on July 13, 2001, the Company changed its name to DigitalReach Holdings, Inc.; and, (2) effective as of the opening of business on

July 13, 2001, the Company's Common Stock was reverse split on a 1-for-50 basis, with no par value.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 2001                DigitalReach Holdings, Inc.


                                        By: /s/ Chris Albornoz
                                            -----------------------------------
                                            Chris Albornoz
                                            President