Form 10KSB
period 2001-12-31
DIGITALREACH HOLDINGS INC
filed 2002-04-04
CIK 1145006

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              ---------------------
                                    FORM 10-KSB
                              ---------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended 2001

       -or-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______ to ______

       COMMISSION FILE NO: 0-29369

                          DIGITALREACH HOLDINGS, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                 52-2262373
              ---------                               ------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

11845 West Olympic Boulevard, Suite 1140
        Los Angeles, California                           90064
----------------------------------------                  -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number: (310) 477-7395

Securities registered pursuant to Section 12(b) of the Act:

     Title:     None
     Exchange:  None

Securities registered pursuant to section 12(g) of the Act:

     Title:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] Yes    [ ] No

Indicate if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2001 was $18,331,666. Average of 9/27/01 price of $1.01 and 12/27/01 price of $3.15 is $2.08. Total common stock held by non-affiliates is 8,813,301 common shares.) The number of shares outstanding of the registrant's common stock as of February 28, 2002 is 9,565,311.

                      DOCUMENTS INCORPORATED BY REFERENCE

There are no annual reports to security holders, proxy or information statements, nor any prospectus [filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933] incorporated by reference with respect to this annual report.

                             TABLE OF CONTENTS

INTRODUCTION & CAUTIONARY NOTICE REGARDING
FORWARD LOOKING STATEMENTS............................................  5

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.......................................  6
     (A) BUSINESS DEVELOPMENT.........................................  6
     (B) BUSINESS OF ISSUER...........................................  7
     (C) REPORTS TO SECURITY HOLDERS..................................  9

ITEM 2. DESCRIPTION OF PROPERTY.......................................  9

ITEM 3. LEGAL PROCEEDINGS.............................................  9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 10

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...... 10
     (A) MARKET INFORMATION........................................... 10
     (B) HOLDERS...................................................... 12
     (C) DIVIDENDS.................................................... 12
     (D) RECENT SALES OF UNREGISTERED SECURITIES...................... 13

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..... 14
     (A) REVENUES..................................................... 14
     (B) GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES............. 14
     (C) DEPRECIATION AND AMORTIZATION................................ 14
     (D) NET LOSS PER SHARE........................................... 15
     (E) LIQUIDITY.................................................... 15

ITEM 7. FINANCIAL STATEMENTS.......................................... 15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE........................... 32

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT.......................................... 33
     (A) DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS............................... 33
     (B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .......... 35

ITEM 10. EXECUTIVE COMPENSATION...................................... 35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................. 36
     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS............ 36
     (B)  SECURITY OWNERSHIP OF MANAGEMENT........................... 37

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 37

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................ 37

SIGNATURES........................................................... 38

                               INTRODUCTION
                                     &
             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This SEC Form 10K (hereinafter "Annual Report") has been prepared by and on behalf of DigitalReach Holdings, Inc., formerly known as Berten USA Holdings, Inc., (the "Company" or "Registrant").

     The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Document or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Document that are not statements of historical fact may be deemed to be forward-looking statements.

     This Annual Report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) technology advancements as they relate to the communications and consumer electronics industries; and, (iv) the Company's financing plans.

     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on new product development, competition, and technological change.

     The accompanying information contained in this document, including, without limitation, the information set forth under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" identify important additional factors that could materially adversely affect actual results and performance. All of these factors should be carefully considered and evaluated. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

     Any forward-looking statements in this report should be evaluated in light of these important risk factors. The Company is also subject to other risks detailed herein or set forth from time to time in the Company's filings with the Securities and Exchange Commission.


                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT

     The Company was incorporated on June 3, 1997, in the State of Florida under the name Future Projects VII, Corp. The articles of incorporation were amended on May 18, 2000 in order to change the Company's name to Berten USA Holdings, Inc., and to also change its common stock par value from $0.001 to no par value.

     On July 13, 2001, the articles of incorporation were again amended to change the Company's name to "DigitalReach Holdings Inc." Also effected was a reverse stock split converting each fifty shares of no par common stock to one share.

     The Company's wholly-owned subsidiary, Net Dynamics, Inc., (hereinafter "NDI") was incorporated on July 31, 2000, under the laws of the State of Nevada.

     Pursuant to a Stock Purchase Agreement dated August 1, 2000, NDI acquired approximately 65% of the outstanding shares of another company, digitalReach Corporation (hereinafter "DRC"). DRC was organized and incorporated in the State of Virginia on March 26, 1999.

     A former subsidiary of the Company, Berten USA, Inc., a Nevada Corporation, was spun off effective December 31, 2000.

     On August 7, 2001, the Company filed its initial registration statement, SEC Form 10SB12G. Thereafter, the Company received comments from the SEC and therefore amendments to this statement were made and filed on September 27, 2001 and October 5, 2001.

     (B)  BUSINESS OF ISSUER

     The Company, by and through its subsidiary, DRC, is a developer and provider of People Asset Management(TM) software solutions and integration services that are aimed at transforming the way organizations plan for, hire and retain human resources. The suite of software and management tools is an application that precisely matches employers' job requirements to the skill sets of potential candidates. By addressing the challenges of human resources workforce management, digitalReach empowers organizations to make better business decisions while saving both time and money.

     DRC's flagship product is an evolutionary software technology that transforms the process of hiring and managing internal and external workforces into the streamlined practice of People Asset Management.
Employers enter job requests using information from the skills library, a pre-populated database of thousands of industry standard skills. Employees and candidates use the same skills database to complete detailed Applicant Profiles, identifying their business experience, work-related skills, education and accomplishments. To save time, templates are available to assist in the creation process and may be further customized for accuracy. Empowering employers and employees to speak the same language allows DRC to precisely match Applicant Profiles and Job Requests without the chore of sorting through hundreds of resumes. Easily implemented, DRC creates an efficient in-house process that can be customized to fit your People Asset Managements(TM)needs.

     The DRC Prototype functionality was increased in version 2.0 with the addition of a keyword search engine, skills match engine, and dialogue capability via a two-way bulletin board. Front-end user interface appearance was also updated. Prototype version 1.0 features included an accurate and powerful precision match engine, the core of the DRC People Asset Management
(PAM) solution, that enables both employers and candidates to post, edit, save, and match job postings and resumes.

     The Alpha release of intraReach v1.0 took place in the third quarter of 2000. The Alpha release is a fully functional product available for testing and trial use by initial clients.

     The Alpha release represented a significant evolution from Prototype II announced on August 25, 2000. Additional features included: a first generation Skills Library, Smart Search capability, and more comprehensive digital matching capability. The Alpha release was the first step beyond proof of concept prototypes towards a fully functional, commercial version of the product.

     In December 2000, DRC announced that Paragon Dynamics, Inc. had completed a pilot trial of intraReach(TM), a People Asset Management software solution. Trial of the Alpha release of intraReach(TM)by Paragon took place in November. Feedback on the intraReach(TM) product from Paragon was highly positive. Paragon Dynamics confirmed its desire to move into a beta-trial relationship with DRC, and plans to become one of the first DRC customers when the commercial release becomes available. Paragon Dynamics, Inc. is a software implementation and engineering company based in Englewood, Colorado.

     In March 2001, the Beta version was handed over from the software development team to the professional services group. DRC also announced that the first external Beta installation will take place at Paragon Dynamics.

     However, the current global downturn in internet stock performance affected the funding scenario and forced the Company and its subsidiary, DRC, to look for cost-effective situs for product development in order to minimize overhead. A revised product development plan is being finalized.

     The Company currently has no operations and no established source of revenues. It is the intent of the Company to seek investors for funding to continue the operations of its subsidiaries that are in their development stages.

     On or about May 2001, DRC, the subsidiary that operates in Englewood, Colorado, has substantially downsized its operations and terminated all of the employees involved in its development operations. The funding of DRC technology development has been temporarily deferred as a result of DRC's major changes in its business development.

     (C) REPORTS TO SECURITY HOLDERS

     The Company electronically files its reports with the U.S. Securities Exchange Commission (SEC). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

     Moreover, the Company's reports and other information about the Company can also be found at its official site located at http://www.drhc.biz.

	The Company will deliver audited financials to a stockholder upon written request.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company presently occupies office space at 11845 West Olympic Boulevard, Suite 1140, Los Angeles, California 90048. This space consists of 1,132 square feet of office space, leased for a term which expires on September 29, 2002 at $2,621.36 per month. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      To the best knowledge of the officers and directors of the Company, there are no present judgments against the Company or its officers or directors.
None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

     A former subsidiary of the Company, Berten USA, Inc., filed a complaint against the former Chief Executive Officer of Stratasys, Inc. The complaint, filed with the Superior Court of the State of California, County of San Luis Obispo, alleged self-dealing, breach of contract, fraudulent transfer and constructive fraud on defendant James Martin, former CEO of Stratasys, Inc. A cross-complaint was filed by James Martin against the Company, and others.

     The case (CV 000823) was related to the Agreement of Merger dated March 31, 2000 by and between Berten USA, Inc., Stratasys, Inc., and Web Ventures Corporation (now DigitalReach Corporation).

     The Agreement of Merger intended that Berten USA, Inc. would be the surviving entity. The Agreement of Merger did not become effective because it was never filed in accordance with the laws of each state of incorporation of the parties. However, the Company made advances to Stratasys, Inc. through Berten USA, Inc. amounting to $1,170,300 and advances to the Chief Executive Officer of Stratasys, Inc. total $57,422 as of December 31, 2000.

     On March 19, 2001, James Martin filed for bankruptcy. Accordingly, attorneys for Berten USA, Inc. asked for and was granted voluntary dismissal, without prejudice, of this case on March 6,2002. Morevoer, the court calendared a hearing for March 27, 2002 to determine whether or not the cross-complaint against the Company should likewise be dismissed.

     In the normal course of business, the Company may be subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to such matters in case any such matters will arise in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the fourth quarter of the fiscal year covered by this report, there was no matter submitted to a vote by the security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	(A) MARKET INFORMATION

     The Company's common stock is currently traded on the National Quotation Bureau LLC System under the symbol "DRHC." The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do no include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.

     Date        Open   High Bid   Low Bid  Close
     ----        ----   --------   -------  -----
     07/13/00    4.00   4.00       4.00     4.00
     09/29/00    0.00   0.00       0.00     0.00
     12/29/00    2.00   2.00       2.00     2.00
     04/03/01    1.50   1.50       1.50     1.50
     06/29/01    0.24   0.24       0.24     0.24
     09/27/01    0.00   0.00       0.00     1.01
     12/27/01    3.00   3.15       3.00     3.15

     For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company. This requirement will be satisfied by the filing and effectiveness of this Annual Report, the passage of 90 days and the continued timely filing by the Company of all reports required to be filed by it with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,
(i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     (B) HOLDERS

     As of December 31, 2001, there were 1,559 holders of the Company's Common Stock. As of December 31, 2001, 41,980 of the issued and outstanding shares of the Company's Common Stock were eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

     In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (C) DIVIDENDS

     The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

     The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, the Company's financial condition and capital requirements, general business conditions and other factors.

     The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

  	(D)  RECENT SALES OF UNREGISTERED SECURITIES

     The Company entered into a Stock Purchase Agreement dated September 29, 2001 with Ridgeway Commercial Ventures, Ltd. Pursuant to the said Stock Purchase Agreement, the Company sold 7,971,940 shares of its common stock, $0.001 par value per share, at $0.10 per share, in the form of cancellation of indebtedness in the amount of US$797,194.00. The said shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

     Moreover, the Company entered into a Stock Purchase Agreement dated December 31, 2001 with Croftville Ventures, Inc. Pursuant to the said Stock Purchase Agreement, the Company agreed to sell 1,352,043 shares of its common stock, $0.001 par value per share, at $0.10 per share, in the form of cancellation of indebtedness. As of December 31, 2001, 752,010 shares of common stock were fully paid. The said shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     (A) REVENUES

     There were no revenues from sales for the periods ended December 31, 2000 and December 31, 2001. The Company sustained a net operating loss of $2,573,438 for the year ended December 31, 2001, which was mostly development, general and administrative expenses as a development stage company.

     (B) GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

     The Company incurred general, administrative and development expenses in the amount of $2,471,756 for the twelve months ended December 31, 2001, compared to $2,588,486 for year 2000.

     Salaries and wages in the amount of $1,179,828 as well as consulting fees in the amount of $451,349 comprise approximately 66 percent of the general, administrative and development expenses for the 12 months ended December 31, 2001. During year 2000, salaries and wages in the amount of $1,210,192 as well as service contract fees in the amount of $197,889 comprise approximately 55% of general, administrative and development expenses.

     The increase in salaries and wages in year 2001 can be traced to the hiring of personnel that took place during early part of that year. During year 2001, the Company incurred legal and accounting expenses to file registration statement (and amendments thereto) and to comply with SEC reportorial requirements. This accounts for the increase in consulting fees.

     Advertising and marketing expense increased from $77,408 in year 2000 to $123,899 in year 2001. digitalReach, the Company's operating subsidiary, embarked on vigorous marketing campaign for its product in early 2001, which accounts for the increase in advertising and marketing expense.

     (C) DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased from $51,721 in year 2000 to $101,682 in year 2001. The increase was due to acquisition of office equipment and software by the operating subsidiary.

     (D) NET LOSS PER SHARE

	Net loss per common share was at $14.29 for the twelve months ended December 31, 2000 compared to a net loss per share of $0.92 for the same period in year 2001. The decrease was attributable mainly to additional issuance of shares by the Registrant.

     (E) LIQUIDITY

     As of December 31, 2001, the Company had an accumulated deficit in the amount of $6,539,923. Investors of the Company provided funds to the Company for its development and marketing operations in exchange for equity. In year 2000, the net cash provided by financing activities amounted to $3,734,163. In year 2001, the net cash provided by financing activities amounted to $1,253,725.

     There are no expected material capital expenditures within the next six months. In the short term, the Company's liquidity depends on further capital infusion from investors. In the long term, the Company's liquidity may improve depending on the success of the operations of digitalReach.

     The Company faces considerable risks at each step in its strategic business plan. Such things as technology, societal and economic changes, cost overruns, lack of interest, and shortfalls in funding due to the Company's inability to raise additional capital in the equity securities market all may have an impact on the Company.

     The Company plans on offering Convertible Preferred Shares (the "Shares"). The Shares will be offered to non-U.S. persons as defined by Regulation S of the Securities Act of 1933.


ITEM 7. FINANCIAL STATEMENTS

     Below are the full & complete consolidated financial statements as prepared by the Company's auditors, JOSEFINA C. DE LA CRUZ, C.P.A., A Professional Corporation, of Santa Ana, California.

----------------------------------------------------------------------------
                DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
                       (Development Stage Companies)
                     CONSOLIDATED FINANCIAL STATEMENTS

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE(S)

INDEPENDENT AUDITORS' REPORT                                        3

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                 4
     Statements of Operations                                       5
     Statements of Changes in Stockholders' Equity                  6
     Statements of Cash Flows                                       7
     Notes to Financial Statements                                8 - 17

SUPPLEMENTARY INFORMATION

     Schedules of General, Administrative and
     Development Expenses                                           18


                                         2
                                        -16-

                        JOSEFINA C. DE LA CRUZ, C.P.A.
                          A Professional Corporation

Josefina C. de la Cruz, CPA                      2700 N Main Street, Suite 900
Rebecca Q. Masinsin, CPA                                   Santa Ana, CA 92705
Timothy Vo, CPA                                        Tel. No. (714) 558-8703
Marissa B. Zacarias, Operations Manager                 Fax No. (714) 558-7940

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
DigitalReach Holdings, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of DigitalReach Holdings, Inc. (formerly Berten USA Holdings, Inc.) and Subsidiaries (Development Stage Companies), as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalReach Holdings, Inc. (A Development Stage Company) and Subsidiaries (Development Stage Companies) as of December 31, 2001 and 2000 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has no established source of revenue, suffered recurring losses from operations. These raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

March 8, 2002

----------------------------------------------------------------------------
        MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS'
                           SEC PRACTICE GROUP
           CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS'
                           TAX PRACTICE GROUP
                                   3
                                        -17-

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.) & SUBSIDIARIES
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      2001         2000
                                                   -----------  -----------
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                     $    3,823  $   907,151
      Other receivables                                  5,950        5,950
      Due from affiliates                               49,075            -
                                                   -----------  -----------
           Total current assets                         58,848      913,101
                                                   -----------  -----------

PROPERTY & EQUIPMENT, NET (Note 3)                      52,946      328,115
                                                   -----------  -----------

OTHER ASSETS
      Note receivable (Note 5)                               -      588,261
      Other note receivables (Note 6)                  237,171            -
      Deposits                                          17,961       37,961
                                                   -----------  -----------
           Total other assets                          255,132      626,222
                                                   -----------  -----------

TOTAL ASSETS                                       $   366,926  $ 1,867,438
                                                   ===========  ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                             $   221,867  $    82,401
      Accrued expenses                                 171,272       87,420
      Notes payable                                     79,315            -
                                                   -----------  -----------
           Total current liabilities                   472,454      169,821
                                                   -----------  -----------

MINORITY INTEREST (Note 7)                                   -            -
                                                   -----------  -----------

STOCKHOLDERS' EQUITY (Note 9)
      Preferred Stock, no par value, 10,000,000
      shares authorized, 0 shares issued and
      outstanding                                            -            -

	Common Stock, no par value; 100,000,000
      shares authorized; 9,565,311 shares and
      42,065,000 shares, issued and outstanding      6,437,395    5,565,000
      Paid-in capital                                   (3,000)      (3,000)
      Accumulated Deficit                           (6,539,923)  (3,864,383)
                                                   -----------  -----------
           Total Stockholders' Equity                 (105,528)   1,697,617
                                                   -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $   366,926  $ 1,867,438
                                                   ===========  ===========

See accompanying notes and independent auditors' report.
                                    4
                                        -18-

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.)  & SUBSIDIARIES
                         (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF INCOME

                                      Cumulative
                                      from 6/3/97
                                       (Date of
                                      Inception)          Years Ended December 31,
                                          to       -------------------------------------
                                        12/31/01      2001          2000        1999
                                      -----------  -----------  -----------  -----------
                                                                             (Unaudited)
REVENUE                               $         -  $         -  $         -  $         -

EXPENSES
      General, administrative
        and development expenses        5,226,097    2,471,756    2,588,486      165,855
      Depreciation                        153,403      101,682       51,721            -
                                      -----------  -----------  -----------  -----------

      Total Operating Expenses          5,379,500    2,573,438    2,640,207      165,855
                                      -----------  -----------  -----------  -----------

NET OPERATING LOSS                     (5,379,500)  (2,573,438)  (2,640,207)    (165,855)
                                      -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE)
      Interest  income                      4,718        2,884        1,834            -
      Interest expense                     (3,965)      (1,055)      (2,910)           -
      Loss on sale of fixed
        assets (Note 16)                 (105,300)    (103,931)      (1,369)           -
      Loss on uncollectible debt       (1,247,076)           -   (1,247,076)           -
                                      -----------  -----------  -----------  -----------
      Total other income (expense)     (1,351,623)    (102,102)  (1,249,521)           -

NET LOSS BEFORE MINORITY INTERESTS     (6,731,123)  (2,675,540)  (3,889,728)    (165,855)

MINORITY INTERESTS -
  SHARE OF LOSS (Note 7)                  191,200            -       27,345      163,855
                                      -----------  -----------  -----------  -----------

NET LOSS                              $(6,539,923)  (2,675,540) $(3,862,383) $    (2,000)
                                      ===========  ===========  ===========  ===========

NET LOSS PER COMMON SHARE                          $     (0.92) $    (14.29) $     (0.10)
                                                   ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES                               2,896,469      270,200       20,000
                                                   ===========  ===========  ===========

See accompanying notes and independent auditors' report.
                                    5
                                        -19-

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.) & SUBSIDIARIES
                        (Development Stage Companies)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          From June 3, 1997  (Date of Inception) to December 31, 2001

                                                                                                      Total
                                                     Common Stock          Paid-in     Accumulated  Stockholders'
                                                   Shares      Amount      Capital       Deficit      Equity
                                                -----------  -----------  -----------  -----------  -----------
Shares issued for services on June 3, 1997        5,000,000  $     5,000  $    (3,000) $         -  $     2,000

Net loss, June 3, 1997 to December 31, 1997               -            -            -       (2,000)      (2,000)
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1997                        5,000,000        5,000       (3,000)      (2,000)           -
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1998                        5,000,000        5,000       (3,000)      (2,000)           -
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1999                        5,000,000        5,000       (3,000)      (2,000)           -

Restatement on May 18, 2000 per stock split      (5,000,000)           -            -            -            -

Common Stock Retroactively restated on
May 18, 2000 (1 to 5 reverse stock split)         1,000,000            -            -            -            -

Shares issued on May 18, 2000 for
for cancellation of debt                          2,000,000    1,000,000            -            -    1,000,000

Shares issued for services on June 26, 2000          65,000       25,000            -            -       25,000

Shares issued to shareholders of Digitalreach
International for its 5,000,000 common
shares, August 15, 2000                           5,000,000        5,000            -            -        5,000

Shares issued on September 13, 2000 in
exchange with common stock of Berten USA, Inc.   29,000,000    2,030,000            -            -    2,030,000

Shares issued in exchange for note receivable
and cancellation of debt on November 3, 2000      5,000,000    2,500,000            -            -    2,500,000

Net loss for the year ended December 31, 2000             -            -            -   (3,862,383)  (3,862,383)
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2000                       42,065,000    5,565,000       (3,000)  (3,864,383)   1,697,617

Common stock retroactively restated to reflect
50 to 1 reverse stock split (rounding of shares
included) on July 13, 2001                      (41,223,639)

Shares issued in exchange of cancellation of
notes on September 29, 2001                       7,971,940      797,194            -            -      797,194

Shares issued in exchange of cancellation of
notes on December 31, 2001                          752,010       75,201                                 75,201

Net loss for the year ended December 31, 2001                                           (2,675,540)  (2,675,540)
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2001                        9,565,311  $ 6,437,395  $    (3,000) $(6,539,923) $  (105,528)
                                                ===========  ===========  ===========  ===========  ===========

See accompanying notes and independent auditors' report.
                                    6
                                        -20-

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.) & SUBSIDIARIES
                         (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Cumulative
                                                         from
                                                       06/03/97
                                                       (Date of
                                                       Inception      Years Ended December 31, 2001
                                                          to       -------------------------------------
                                                       12/31/01        2001         2000        1999
                                                      -----------  -----------  -----------  -----------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $(6,539,923) $(2,675,540) $(3,862,383) $         -
  Adjustment to reconcile net loss to net cash used
    in operating activities
      Minority interest in net loss of subsidiary        (191,200)           -      (27,345)    (163,855)
      Depreciation and amortization                       153,403      101,682       51,721            -
      Loss on uncollectible debts                       1,247,076            -    1,247,076            -
      Loss on sale of assets                              103,931      103,931            -
      Decrease (increase) in:
        Other receivable                                   (5,950)           -       (5,950)           -
      Increase (decrease) in:
        Accounts payable                                  221,867      139,466       82,401            -
        Accrued expenses                                  171,275       83,852       87,423            -
                                                      -----------  -----------  -----------  -----------
        NET CASH USED BY OPERATING ACTIVITIES          (4,839,521)  (2,246,609)  (2,427,057)    (165,855)
                                                      -----------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from deposits                                  (17,961)      20,000      (37,961)           -
  Proceeds from sale of equipment                          69,556       69,556            -            -
  Purchase of equipment                                  (379,839)           -     (376,878)      (2,961)
                                                      -----------  -----------  -----------  -----------
        NET CASH USED BY INVESTING ACTIVITIES            (328,244)      89,556     (414,839)      (2,961)
                                                      -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                6,625,595      872,395    5,560,000      181,700
  Proceeds from notes receivable                                -      588,261     (588,261)           -
  Proceeds from other receivable                         (237,171)    (237,171)           -            -
  Advances to affiliates                               (1,296,151)     (49,075)  (1,247.076)           -
  Proceeds from issuance of notes                          79,315       79,315
                                                      -----------  -----------  -----------  -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       5,171,588    1,253,725    3,734,163      183,700
                                                      -----------  -----------  -----------  -----------

NET INCREASE IN CASH                                        3,823     (903,328)     892,267       14,884

CASH, BEGINNING OF PERIOD                                       -      907,151       14,884            -
                                                      -----------  -----------  -----------  -----------
CASH,  END OF PERIOD                                  $     3,823  $     3,823  $   907,151  $    14,884
                                                      ===========  ===========  ===========  ===========

See accompanying notes and independent auditors' report.
                                    7
                                        -21-

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.) & SUBSIDIARIES
                          (Development Stage Companies)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001

NOTE 1 - ORGANIZATION HISTORY AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of DigitalReach Holdings, Inc. (DRHC), and its Subsidiaries, Net Dynamics, Inc.
(NDI), and digitalReach Corporation (DRC), collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation.

DigitalReach Holdings, Inc. (the Parent) was formerly Future Projects VII, Corp. and was organized on June 3, 1997, under the laws of the State of Florida. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standards No. 7 (SFAS 7), "Accounting and Reporting for Development Stage Enterprises," is considered a development stage company. The articles of incorporation were amended on May 18, 2000 effecting a change of name to Berten USA Holdings, Inc. (BTUS). Other amendments changed its common stock par value from $0.001 to no par value. Total authorized shares is One Hundred Million (100,000,000) shares of common stock, no par value, and Ten Million shares of preferred stock no par value. On July 13, 2001 articles of incorporation were amended and changed the name to DigitalReach Holdings Inc. A reverse stock split converting each fifty
shares of no par common stock to one share was effected.   As of December 31,
2001, total issued and outstanding shares are 9,565,311 shares of common stock. There are no issued and outstanding shares of preferred stock as of December 31, 2001.

Net Dynamics, Inc. (formerly Digitalreach International, Inc.) was organized on July 31, 2000, under the laws of the State of Nevada. NDI currently has no operations and in accordance with SFAS 7, is considered a development stage company. NDI is a 100% subsidiary of DRHC.

digitalReach Corporation (formerly WebVentures Corporation) was organized and incorporated in the state of Virginia on March 26, 1999. Pursuant to a Stock Purchase Agreement with promissory note dated August 1, 2000, NDI (formerly DRII) acquired approximately 65% of DRC. digitalReach Corporation
(DRC) is considered a development stage company in accordance with SFAS 7. DRC's operations are currently based in Englewood, Colorado.DRC is in the process of developing a state-of-the-art People Asset Management (PAM) software solutions. Its flagship products, DigitalReach(1)tm and DigitalReach(x)tm are new generation of internet-business applications that will replace traditional paper-based hiring methods, with online standard skills database-driven solution. The Company's software addresses the challenges of evaluating, hiring, managing and retaining professional knowledge workers. It provides a global Internet or Internet open-market solution for precision matching employees, consultants and contractors with companies in search of human resources. DRC is a 65% subsidiary of Net Dynamics, Inc.

A subsidiary of DRHC, Berten USA, Inc., and a related entity, Stratasys, Inc., have not been consolidated with DRHC. A merger agreement was entered into on March 31, 2000 between Web Ventures Corporation (now digitalReach Corp.), Stratasys, Inc., a California Corporation and Berten, USA, Inc. The merger agreement intended that Berten USA, Inc. would be the surviving entity. The merger agreement did not become effective because it was never filed in accordance with the laws of each state of incorporation of the parties. Effective December 31, 2000, Berten USA, Inc. was spun-off from DRHC.
                                    8
                                        -22-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

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

Property and equipment

     Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets, as follows:

                                            Useful Life in Years
                                            --------------------
               Furniture and fixtures              5 - 7
               Equipment                           3 - 5
               Software                              3

     Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

                                    9
                                        -23-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001


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

                                    10
                                        -24-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

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

Year-end

     DRHC, DRII and DRC have selected a December 31, year-end. DRC originally had a March 31 year-end, and has changed to a December 31 year-end, effective for the year ended December 31, 2000; DRC's statement of operations has been restated to include the full year ended December 31, 2000.
                                    11
                                        -25-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2001 are:


                                         December 31, 2001                     December 31, 2000
                               -------------------------------------  -------------------------------------
                                   DHRC         DRC         Total         DHRC         DRC        Total
                               -----------  -----------  -----------  -----------  -----------  -----------
Equipment                      $    14,734  $    42,660  $    57,394  $    14,375  $   263,794  $   278,169
Software                                 -       55,051       55,051            -       55,051       55,051
Furniture and fixtures              11,448        1,900       13,348       10,246       35,587       45,833
                               -----------  -----------  -----------  -----------  -----------  -----------
Total property and equipment        26,182       99,611      125,793       24,621      354,432      379,053
Accumulated depreciation            (5,774)     (67,073)     (72,847)        (694)     (50,244)     (50,938)
                               -----------  -----------  -----------  -----------  -----------  -----------
Property and equipment, net    $    20,408  $    32,538  $    52,946  $    23,927  $   304,188  $   328,115
                               ===========  ===========  ===========  ===========  ===========  ===========

Depreciation and amortization expense for the year ended December 31, 2001 and 2000 amounted to $101,682 and $51,721, respectively.

At December 31, 2001, all the purchased software were fully amortized and have zero net book value.

NOTE 4 - CURRENT LIABILITIES

The breakdown of various current liabilities of DRHC and its subsidiaries, as of December 31, 2001, are as follows:

                                     DRHC          NDI          DRC         Total
                                  -----------  -----------  -----------  -----------
     Accounts payable             $         -  $         -  $   221,867  $   221,867
     Accrued expenses                       -            -      171,272      171,272
                                  -----------  -----------  -----------  -----------
     Total current liabilities    $         -  $         -      393,139      393,139
                                  ===========  ===========  ===========  ===========

NOTE 5 - NOTE RECEIVABLE

The Company periodically receives advances from its shareholders for temporary source of funds. The Company issued 5,000,000 shares of common stock to its shareholders for $2,500,000 in exchange for cancellation of advances totaling $1,911,339 and note receivable of $588,661 on November 3, 2000. As of December 31, 2000, note receivable from shareholder amounted to $588,261. On March
31, 2001, the note was paid and liquidated.

                                    12
                                        -26-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001


NOTE 6 - OTHER NOTES RECEIVABLE

Other notes receivable consists of the following:

                                              DRHC          DRC        TOTAL
                                           -----------  -----------  -----------
     Notes Receivable - Officers           $         -  $   103,091  $   103,091
     Notes Receivable - Service Provider       134,080            -      134,080
                                           -----------  -----------  -----------
     Total                                 $   134,080  $   103,091  $   237,171
                                           ===========  ===========  ===========


Notes receivable from officers is a 6% interest bearing note dated December 22, 2001, principal and interest payable after 3 years. The loan is secured by 25,443 common shares of DRC, which are owned by the officer.

The notes receivable - service provider represents refunds for overpayment to a service provider in the amount of $134,080.


NOTE 7 - MINORITY INTERESTS

On August 14, 2000, a stock investment agreement with conditional promissory note was entered between NDI and DRC. NDI acquired approximately 65% of DRC's total issued and outstanding shares consisting of 14,055,000 common shares at $.40 per share or a total consideration of $5,622,000. The business combination was accounted for under a pooling of interest. Under the pooling of interest method, the historical costs of the separate companies' assets and liabilities are combined and became the recorded amounts of the company's assets and liabilities. The combining companies' stockholders' equity accounts, also, are combined.

The stock investment agreement with conditional promissory note provides for initial payment of $654,985 and the balance in scheduled installment payments. The final payment will be adjusted so that the aggregate investment is exactly $5,622,000. As of December 31, 2001 the balance of the conditional promissory note payable by NDI is $1,113,356. Negotiations are in process for the extension and revision of the stock purchase agreement. Other than the minority interests below, all the inter-company accounts have been eliminated.

Minority interests consist of 35% shareholders' equity in DRC.

          Common Stock          $       133
          Paid-in Capital           191,067
          Accumulated Deficit	     (191,200)
                                -----------
                                $         -

The majority interest absorbed the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to Accounting Research Bulletin No. 51 (ARB51), paragraph 15. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

                                    13
                                        -27-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

NOTE 8 - CONCENTRATION OF RISKS

Financial instruments that potentially subject the Company to risk consists of cash and cash equivalent accounts in financial institutions, which during the period exceeded the $100,000 federally insured limit. The Company believes it is not exposed to any significant risk as deposits are maintained with reputable and stable financial institutions. At December 31, 2001, cash account balances are below $10,000.


NOTE 9 - STOCKHOLDERS' EQUITY

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

     (c) Pursuant to a stock exchange agreement on August 15, 2000, five million shares (5,000,000) of the Company's common stock were exchanged with five million shares of Net Dynamics, Inc. (formerly DRII), a Nevada Corporation. As a result NDI became a 100% subsidiary of DRHC.

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

     (f) On July 13, 2001 there was a reverse stock split converting fifty shares of no par common stock to one share no par common stock.

     (g) On September 29, 2001, 7,971,940 shares of common stock were issued to Ridgeway Commercial Ventures in exchange for cancellation of indebtedness in the amount of $797,194.

     (h) On December 31, 2001 the Company entered into a stock purchase agreement with Croftville Ventures, Inc. whereby the latter agreed to purchase 1,352,043 shares of common stock at $0.10 per share. At December 31, 2001, 752,010 shares of common stock were issued to Croftville Ventures, Inc. in exchange for cancellation of debt amounting to $75,201.

                                    14
                                        -28-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

At December 31, 2001, total issued and outstanding common shares total 9,565,311 shares, which are designated as follows:

          Free Trading Shares	                41,980
          Restricted Shares                  799,381
          Regulation S Shares	             8,723,950
                                         -----------
          TOTAL SHARES                     9,565,311
                                         ===========

NOTE 10 - LEASE COMMITMENTS

The Company leases and subleases its facilities under various operating leases expiring through year 2002. Rent and related expenses under operating leases amounted to $201,002 and $127,301 for years ended December 31, 2001 and 2000, respectively. Future minimum lease commitments are:

              Year        DRHC
          -----------  -----------
              2002     $    24,894

DRC had two lease commitments expiring through February 2004. The premises were vacated in July 2001 and the contracts were terminated and closed. In exchange for rent payable and for the lease commitments that were cancelled, DRC transferred to the lessor fixed assets aggregating a fair market value of $70,018.

NOTE 11 - INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes," to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate, as follows:

     Estimated net operating loss carry forward                   $ 6,539,923
                                                                  ===========

     Estimated Current Tax Asset Value of Net Operating Loss
          Carryforwards as Current Prevailing Federal Tax Rate    $   980,988
     Valuation Allowance                                             (980,988)
                                                                  -----------
          Net Tax Asset                                           $         -
                                                                  ===========
     Current Income Tax Expense                                   $         -
                                                                  ===========
     Deferred Income Tax Benefit                                  $         -
                                                                  ===========

                                    15
                                        -29-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001


NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There were no cash payments made for income taxes during the period; interest expense of $1,055 and $2,910 have been paid for years ended December 31, 2001 and 2000, respectively.


NOTE 13 - CONTINGENCIES

DRHC is indirectly involved in a court case involving its former affiliates, BertenUSA and Stratasys, Inc. The case is against the Chief Executive Officer of Stratasys, Inc. and was filed on September 20, 2000 with the San Luis Obispo County Superior Court on charges of self-dealing, breach of contract, fraudulent transfer and constructive fraud. The case was related to the proposed merger agreement between Berten USA, Stratasys, Inc. and Web
Ventures (now digitalReach Corporation) dated March 31, 2000. The merger did not become effective. At December 31, 2001, the lawsuit is still pending. It was determined on March 6,2002 that the attorneys for Berten USA, Inc. asked for and was granted by the Court a voluntary dismissal (without prejudice) of the case. The court calendared a hearing for March 27, 2002 to determine whether or not the cross-complaint against the Company should likewise be dismissed. Given the merits and the circumstances, the Company is optimistic the Court will dismiss the cross-complaint. Total bad debts written off as of December 31, 2000 amounted to $1,247,076.


NOTE 14 - GOING CONCERN

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

On or about May 2001, DRC, the subsidiary that operates in Englewood, Colorado, has substantially downsized its operations and terminated all of the employees involved in its development; thereafter, Company's operations has been minimal. The funding of DRC technology development has been temporarily deferred as a result of DRC's major changes in its business development.


NOTE 15 - EMPLOYEE STOCK OPTION

DRC has an employee stock option called "2000 Stock Option and Restricted Stock Plan" which was adopted effective September 7, 2000 and shall be in effect for ten years from date of adoption. Total options available are 1,815,008 shares of common stock, of which 1,089,500 have been awarded to employees at an exercise price ranging from $0.40 to $1.00 per share. As of December 31, 2001 no stock options have been exercised.

As a result of the termination of the employees, who were awarded the stock options, all the stock options issued have been canceled. At December 31, 2001, balance of employee stock option is zero.

                                    16
                                        -30-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001


NOTE 16- LOSS ON DISPOSAL OF ASSETS

Subsequent to the closure of DRC's leased premises, and after September 30, 2001, more than 90% of its fixed assets were disposed and sold for cash, payment of outstanding accounts payable and payments for services. The actual loss on disposition of these assets amounted to $103,931 and $1,369 for years 2001 and 2000.





                                    17
                                        -31-

               DIGITALREACH HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
  Consolidated Schedule of Development, General and Administrative Expenses
                                 Schedule A

                                       Cumulative
                                          from
                                        06/03/97
                                        (Date of
                                        Inception
                                           to
                                        12/31/01       2,001         2000
                                       -----------  -----------  -----------
Salaries and wages                     $ 2,468,456  $ 1,179,828  $ 1,210,192
Legal and accounting                       270,311            -      191,875
Consulting                                 651,946      451,349      197,889
Travel and entertainment                   232,328       40,965      191,363
Rent                                       328,303      201,002      127,301
Employee recruitment and training          199,619       74,361      109,474
Payroll taxes                              184,380       96,837       87,543
Advertising and marketing                  208,299      123,899       77,408
Outside services                           103,942       30,363       73,579
Directors' fee                               6,100        6,100            -
Employee benefits                           76,729        1,685       75,044
Equipment rental                            96,686       57,481       39,205
Office expense                              89,274       51,289       30,344
Telephone                                   32,609       10,592       22,017
Telecommunications and internet             25,479        8,335       17,144
Payroll tax penalties                       19,174        3,497       15,677
Public and corporate relations              15,601        1,205       14,396
Software expense                            38,044       26,618       11,426
Dues and subscriptions                      14,913        3,186       11,727
Insurance                                   88,714       80,328        8,386
Repairs and maintenance                     17,862        2,126        7,588
Printing                                     5,619            -        5,619
Postage and shipping                         7,951        3,301        4,650
Licenses and permits                        11,224        5,704        5,520
Miscellaneous                               32,534       11,705       20,301
                                       -----------  -----------  -----------
Total development, general, and
  administrative expenses              $ 5,226,097  $ 2,471,756  $ 2,555,668
                                       ===========  ===========  ===========

See accompanying notes and independent auditors' report.

                                     18
----------------------------------------------------------------------------
                                        -32-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 8, 2001, the Company retained Josefina de La Cruz, Certified Public Accountant, a Professional Corporation, as the Company's independent auditor. Josefina de la Cruz, CPA, prepared audited financial statements for the years ended December 31, 2000 and 2001 (filed with this Annual Report).

     The independent auditor's report for the years ended December 31, 2000 and 2001 prepared by Josefina de la Cruz, CPA, contained a "going concern" exception. There were no disagreements with Josefina de la Cruz, CPA, P.C., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

						PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     On October 1, 2001, the Company entered into an employment agreement with Chris Albornoz wherein, in addition to the other positions presently held by Mr. Albornoz, he would be appointed to the capacity of Chief Executive Officer. Please see a true and correct copy of said agreement, incorporated by reference herein, attached hereto and filed concurrently with this Annual Report.

     Taking into consideration the employment agreement mentioned above, the directors and officers (and promoters, affiliates and control persons) of the Company are as follows:

   Name                    Age               Position
   ----                    ---               --------
   Chris Albornoz          31                Chief Executive Officer,
                                             President and Director

   Albert Quiambao         38                Treasurer and Director

   Roy Rayo                35                Secretary

   Kristoffer Magcalas     23                Director

                                        -33-

     The above-listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining Directors. Officers of Registrant serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer and director of Registrant.

     CHRIS ALBORNOZ

     Mr. Albornoz is the President and a Director of Registrant. He brings a track record of implementing network solutions. From May 1996 to February 2001, he was Manager for Systems Operations of Leslies Poolmart, the world's largest retailer of swimming pool supplies. He also worked as Senior Information System Technician of Parsons Corporation from December 1993 to
May 1996. Parsons Corporation is a worldwide engineering and construction contractor.

     ALBERT QUIAMBAO

     Mr. Albert Quiambao has about 11 years of EDP/MIS experience as analyst/programmer, knowledgeable in designing, coding, testing, implementing, and maintaining mainframe and PC application systems. He worked for Prudential Securities Inc. (New York City) and Prudential Mutual Funds Services (New Jersey) (February 1995 to May 1999), Chase Manhattan (New York City) (November 1993 to Jan 1995) , Hapag-Lloyd Shipping
(New York City) (July 1993 to Oct. 1993), and Far East Bank and Trust Co. (Manila) (June 1990 to June 1993). Since August 1999, he has worked for AAP Management, Inc. as information systems analyst.

     ROY RAYO

     Mr. Rayo is Secretary of Registrant. From September 1997 through May 2000, Mr. Rayo was visiting foreign attorney at SyCip Salazar Hernandez & Gatmaitan in Makati City, Metro Manila, Philippines, where he assisted in prosecution and maintenance of trademark applications and registrations. From April through August 1997, Mr. Rayo was a law clerk in the Circuit Court of the Second Circuit in Maui, Hawaii. From January through March 1997, Mr. Rayo was a legal analyst at the House of Representatives, State of Hawaii. From June through July 1994, Mr. Rayo was an intern at the United Nations Economic and Social Commission for Asia and the Pacific, Bangkok, Thailand.

     KRISTOFFER MAGCALAS

     Mr. Magcalas is presently working as a Network Systems Administrator for Creative Resources and Management, Inc. Previously, Mr. Magcalas was Head of Technical, Network and Hardware Systems for a Philippine-based management consulting firm from May 1999 to March of 2001. From April 1998 to April 1999, Mr. Magcalas served as Head of Information Technology for World's Best Food International Corp.

     (B)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company does not have a class of securities registered pursuant to
Section 12 of the Exchange Act (15 U.S.C. 781). Therefore, this section does not apply to the Company.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or awarded to all officers and directors of the Company.

                                                        ALL OTHER
       NAME           YEAR     SALARY       BONUS     COMPENSATION
------------------    ----  -----------  -----------   -----------
Kimberly Johnson      2001  $ 20,967.66  $      0.00   $ 36,372.00
Chris Albornoz        2001    15,000.00         0.00          0.00
Albert Quiambao       2001         0.00         0.00          0.00
Roy Rayo              2001         0.00         0.00          0.00
Kristoffer Magcalas   2001         0.00         0.00          0.00

     During the last three calendar years, only two individuals received compensation by the Company: Kimberly Johnson, the Company's former President, and Chris Albornoz. None of Registrant's previously serving officers and directors received any compensation for their services rendered to the Company.

     Kimberly Johnson, who served as director and president of the Company from August 9, 2000 to April 30, 2001, was contracted to receive an annual salary of $50,000 and was to be reimbursed for Company-related expenses. As can be seen from the table above, Ms. Johnson only received $20,967.66 in salary for the year 2001. The $36,372.00 in the "All Other" column represent reimbursed expenditures related to Company operations.

     On the other hand, pursuant to Mr. Albornoz's employment agreement, he is to be compensated with an annual salary of $30,000 and has, as of December 31, 2001, thus far received $15,000.

     Other than Mr. Albornoz's & Ms. Johnson's agreements, the Company has no other employment agreements with any of its other officers, directors or employees. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five (5%) percent of the Company.

                   Name and                                Amount and
                   Address of                               Nature of
                   Beneficial                Beneficial      Percent
Title of Class       Owner                     Owner         of Class
--------------     ----------                ----------      --------
Common             Croftville Ventures, Inc.   (Same)        752,010/Common
                   P.O. Box 556, Main Street                 (7.86184%)
                   Charlestown
                   Nevis

     As of December 31, 2001, the total of the Company's outstanding Common Shares were held by 1,559 equity holders.

     (B)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                     Name and                Amount and
                    Address of               Nature of
                    Beneficial               Beneficial          Percent
Title of Class         Owner                   Owner             of Class
--------------      ----------               ----------          --------
Common            Chris Albornoz               none                 0%
Common            Albert Quiambao              none                 0%
Common            Roy Rayo                     none                 0%
Common            Kristoffer Magcalas          none                 0%
Common            All Officers                 none                 0%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

	FORM 8-K

     In the fourth quarter (October 1, 2001 to December 31, 2001), the Company filed two Form 8-K's. On October 12, 2001, the first Form was filed in order to announce the nomination and appointment of Mr. Chris Albornoz as the Company's Chief Executive Officer.

     The other Form 8-K was filed on November 6, 2001. Therein, among other things, the Company announced the appointment of Kristoffer Magcalas as Director, that the Company was to distribute shares of Digitalreach International to Company stockholders, that Digitalreach International, Inc. had changed its name to Net Dynamics Inc., and that the Company was going to hold its annual shareholder's meeting in April 2002.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 29, 2002                       DIGITALREACH HOLDINGS, INC.


                                            /S/ CHRIS ALBORNOZ
                                            ________________________________
                                            By:  Chris Albornoz
                                                 President, C.E.O.