Form 10QSB
period 2002-03-31
DIGITALREACH HOLDINGS INC
filed 2002-05-20
CIK 1145006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 0-29369

DIGITALREACH HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	52-2262373 (I.R.S. Employer Identification No.)

11845 West Olympic Boulevard, Suite 1140 Los Angeles, California (Address of principal executive offices)	90064 (Zip code)

Registrant's telephone number: (310) 477-7395

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of March 31, 2002, there were outstanding 10,165,344 shares of the Registrant's Common Stock, no par value, and 0 shares of the Registrant's Preferred Stock, no par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

(Back to the top.)

- TABLE OF CONTENTS -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE OF GENERAL, ADMINISTRATIVE & DEVELOPMENT EXPENSES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

(Back to the top.)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY INFORMATION
March 31, 2002

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

TABLE OF CONTENTS

PAGE(S)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT	3

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	4

Statements of Operations	5

Statements of Changes in Stockholders' Equity	6

Statements of Cash Flows	7

Notes to Financial Statements	8 - 16

SUPPLEMENTARY INFORMATION

Consolidated Schedules of General, Administrative and Development Expenses	17

(Back to the top.)

JOSEFINA C. DE LA CRUZ, C.P.A.
A Professional Corporation

Josefina C. de la Cruz, CPA Rebecca Q. Masinsin, CPA Tomothy Vo, CPA Marissa B. Zacarias, Operations Manager	2700 N Main Street, Suite 900 Santa Ana, CA 92705 Tel. No. (714) 558-8703 Fax No. (714) 558-7940

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
DigitalReach Holdings, Inc. and Subsidiaries
Los Angeles, California

We have reviewed the accompanying balance sheets of DigitalReach Holdings, Inc., (formerly Berten USA Holdings, Inc.) and Subsidiaries (Development Stage Companies), as of March 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of DigitalReach Holdings, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America , the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America. The information included in the accompanying schedules of general, administrative and development expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

May 8, 2002

MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS' SEC PRACTICE GROUP CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS' TAX PRACTICE GROUP

(Back to the top.)

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.) & SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS
March 31, 2002

	March 31, 2002 (Unaudited)	December 31, 2001 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,347	$3,823
Accounts receivable	5,976	-
Other receivables	5,950	5,950
Due from affiliates	50,275	49,075
Total current assets	66,548	58,848
PROPERTY & EQUIPMENT, NET (Note 3)	49,259	52,946

OTHER ASSETS
Other note receivables (Note 5)	248,171	237,171
Deposits	15,194	17,961
Total other assets	263,365	255,132
TOTAL ASSETS	$379,172	$366,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$222,867	$221,867
Accrued expenses	189,797	171,272
Notes payable	80,089	79,315
Total current liabilities	492,753	472,454
MINORITY INTEREST (Note 6)	28,323	-

STOCKHOLDERS' DEFICIT (Note 8)
Preferred stock, no par value, 10,000,000 shares authorized,
0 shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 shares authorized;
10,165,344 shares and 9,565,311 shares, issued and outstanding	6,497,398	6,437,395
Paid-in capital	(3,000)	(3,000)
Accumulated deficit during development stage	(6,636,302)	(6,539,923)
Total stockholders' deficit	(141,904)	(105,528)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$379,172	$366,926

See accompanying notes and independent accountants' report.

(Back to the top.)

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.) & SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the period June 3, 1997 (Date of Inception) to March 31, 2002
(Unaudited)

	Cumulative from 6/3/97 (Date of Inception) to March 31, 2002	For the Three Months Ended
		March 31, 2002	March 31, 2001

REVENUE	$-	$-	$-

EXPENSES
General, administrative and development expenses	5,324,979	97,513	1,726,901
Depreciation	156,860	3,457	27,919
Total Operating Expenses	5,481,839	100,970	1,754,820
NET OPERATING LOSS	(5,481,839)	(100,970)	(1,754,820)

OTHER INCOME (EXPENSE)
Interest income	4,718	-	2,752
Sublease income	5,976	5,976	-
Other income	740	740	-
Interest expense	(3,965)	-	-
Loss on sale of fixed assets	(106,233)	(2,302)	-
Loss on uncollectible debt	(1,247,076)	-	-
Total other income (expenses)	(1,345,840)	4,414	2,752
NET LOSS BEFORE MINORITY INTERESTS	(6,827,679)	(96,556)	(1,752,068)
MINORITY INTERESTS - SHARE OF LOSS (Note 7)	191,377	177	191,200
NET LOSS	$(6,636,302)	(96,379)	$(1,560,868)

NET LOSS PER COMMON SHARE		$(0.01)	$(1.86)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES		9,566,955	841,361

See accompanying notes and independent accountants' report

(Back to the top.)

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.) & SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
From June 3, 1997 (Date of Inception) to March 31, 2002

	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Shares issued for services on June 3, 1997	5,000,000	$5,000	$(3,000)	$-	$2,000
Net loss, June 3, 1997 to December 31, 1997	-	-	-	(2,000)	(2,000)

Balance, December 31, 1997	5,000,000	5,000	(3,000)	(2,000)	-

Balance, December 31, 1998	5,000,000	5,000	(3,000)	(2,000)	-

Balance, December 31, 1999	5,000,000	5,000	(3,000)	(2,000)	-
Restatement on May 18, 2000 per stock split	(5,000,000)	-	-	-	-
Common Stock Retroactively restated on May 18, 2000 (1 to 5 reverse stock split)	1,000,000	-	-	-	-
Shares issued on May 18, 2000 for cancellation of debt	2,000,000	1,000,000	-	-	1,000,000
Shares issued for services on June 26, 2000	65,000	25,000	-	-	25,000
Shares issued to shareholders of Digitalreach International for its 5,000,000 common shares, August 15, 2000	5,000,000	5,000	-	-	5,000
Shares issued on September 13, 2000 in exchange with common stock of Berten USA, Inc.	29,000,000	2,030,000	-	-	2,030,000
Shares issued in exchange for note receivable and cancellation of debt on November 3, 2000	5,000,000	2,500,000	-	-	2,500,000
Net loss for the year ended December 31, 2000	-	-	-	(3,862,383)	(3,862,383)

Balance, December 31, 2000	42,065,000	5,565,000	(3,000)	(3,864,383)	1,697,617
Common stock retroactively restated to reflect 50 to 1 reverse stock split (rounding of shares included) on July 13, 2001	(41,223,639)	-	-	-	-
Shares issued in exchange for cancellation of notes on September 29, 2001	7,971,940	797,194	-	-	797,194
Shares issued in exchange for cancellation of notes on December 31, 2001	752,010	75,201	-	-	75,201
Net loss for the year ended December 31, 2001	-	-	-	(2,675,540)	(2,675,540)

Balance, December 31, 2001	9,565,311	$6,437,395	$(3,000)	$(6,539,923)	$(105,528)
Proceeds from issuance of common stock on March 31, 2002	600,033	60,003			60,003
Net loss for the three (3) months ended March 31, 2002	-	-	-	(96,379)	(96,379)

Balance, March 31, 2002	10,165,344	$6,497,398	$(3,000)	$(6,636,302)	$(141,904)

See accompanying notes and independent accountants' report.

(Back to the top.)

DIGITALREACH HOLDINGS, INC. (formerly Berten USA Holdings, Inc.) & SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative from 06/03/97 (Date of Inception to March 31, 2002	For three months ended
		March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,636,302)	$(96,379)	$(1,560,868)
Adjustment to reconcile net loss to net cash used in operating activities
Minority interest in net loss of subsidiary	(191,377)	(177)	(191,200)
Depreciation and amortization	156,860	3,457	27,919
Loss on uncollectible debts	1,247,076	-	1,247,076
Loss on sale of assets	106,233	2,302	-
Decrease (increase) in:
Accounts receivable	(5,976)	(5,976)
Other receivable	(5,950)	-	-
Increase (decrease) in:
Accounts payable	222,867	-	95,263
Accrued expenses	189,800	19,525	152,271

NET CASH USED BY OPERATING ACTIVITIES	(4,916,769)	(77,248)	(229,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from deposits	(15,194)	2,767	(8,250)
Proceeds from sale of equipment	70,256	700	-
Purchase of equipment	(382,611)	(2,772)	(134,528)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(327,549)	695	(142,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,714,098	88,503	-
Proceeds from/collection of notes receivable	-	-	588,261
Proceeds from other receivables	(237,171)	-	(54,434)
Advances to officers and affiliates	(1,308,351)	(12,200)	(1,347,076)
Proceeds from issuance of notes	80,089	774	643,439

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	5,248,665	77,077	(169,810)

NET INCREASE (DECREASE) IN CASH	4,347	524	(542,127)

CASH, BEGINNING OF PERIOD	-	3,823	907,151

CASH, END OF PERIOD	$4,347	$4,347	$365,024

See accompanying notes and independent accountants' report.

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 1 - ORGANIZATION HISTORY AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of DigitalReach Holdings, Inc. (DRHC), and its Subsidiaries, Net Dynamics, Inc. (NDI), and digitalReach Corporation (DRC), collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation.

DigitalReach Holdings, Inc. (the Parent) was formerly Future Projects VII, Corp. and was organized on June 3, 1997, under the laws of the State of Florida. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standards No. 7 (SFAS 7), "Accounting and Reporting for Development Stage Enterprises," is considered a development stage company. The articles of incorporation were amended on May 18, 2000 effecting a change of name to Berten USA Holdings, Inc. (BTUS) and the par value of its common stock from $0.001 to no par value. Total authorized shares is One Hundred Million (100,000,000) shares of common stock, no par value, and Ten Million shares of preferred stock no par value. On July 13, 2001, the articles of incorporation were amended and changed the name to DigitalReach Holdings Inc. A reverse stock split converting each fifty shares of no par common stock to one share was effected. As of March 31, 2002, total issued and outstanding shares are 10,165,344 shares of common stock. There are no issued and outstanding shares of preferred stock as of March 31, 2002.

Net Dynamics, Inc. (NDI and formerly Digitalreach International, Inc.) was organized on July 31, 2000, under the laws of the State of Nevada. NDI currently has no operations and in accordance with SFAS 7, is considered a development stage company. NDI is a 100% subsidiary of DRHC.

digitalReach Corporation (DRC and formerly WebVentures Corporation) was organized and incorporated in the state of Virginia on March 26, 1999. Pursuant to a Stock Purchase Agreement with promissory note dated August 1, 2000, NDI acquired approximately 65% of DRC. digitalReach Corporation is considered a development stage company in accordance with SFAS 7. DRC's operations are currently based in Englewood, Colorado. DRC is in the process of developing a state-of-the-art People Asset Management (PAM) software solutions. Its flagship products, DigitalReach(1)tm and DigitalReach(x)tm are new generation of Internet-business applications that will replace traditional paper-based hiring methods, with online standard skills database-driven solution. The Company's software addresses the challenges of evaluating, hiring, managing and retaining professional knowledge workers. It provides a global Internet or Internet open-market solution for precision matching employees, consultants and contractors with companies in search of human resources. DRC is a 65% subsidiary of Net Dynamics, Inc.

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

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

Year-end

DRHC, NDI and DRC have selected a December 31, year-end. DRC originally had a March 31 year-end, and has changed to a December 31 year-end, effective for the year ended December 31, 2000.

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2002 are:

	March 31, 2002			December 31, 2001

	DRHC	DRC	Total	DRHC	DRC	Total

Equipment	$17,506	$38,798	$56,304	$14,734	$42,660	$57,394
Software	-	-	-	-	55,051	55,051
Furniture and fixtures	11,448	1,900	13,348	11,448	1,900	13,348

Total property and equipment	28,954	40,698	69,652	26,182	99,611	125,793
Accumulated depreciation	(7,132)	(13,261)	(20,393)	(5,774)	(67,073)	(72,847)

Property and equipment, net	$21,822	$27,437	$49,259	$20,408	$32,538	$52,946

Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 amounted to $3,457 and $27,919, respectively.

NOTE 4 - CURRENT LIABILITIES
Current liabilities of DRHI and its subsidiaries, as of March 31, 2002, are as follows:
	DRHI	NDI	DRC	Total

Accounts payable	$1,000	$-	$221,867	$222,867
Accrued expenses	18,082	443	171,272	189,797

	$19,082	$443	$393,139	$412,664

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 5 - OTHER NOTES RECEIVABLE

Other notes receivable consists of the following:
	DRHC	DRC	TOTAL

Notes Receivable - Officers	$-	$114, 091	$114,091
Notes Receivable - Service Provider	134,080	-	134,080

Total	$134,080	$114, 091	$248,171

Notes receivable from officers is a 6% interest bearing note dated December 22, 2001, principal and interest payable after 3 years. The loan is secured by 25,443 common shares of DRC, which are owned by the officer.

The notes receivable - service provider represents refunds for overpayment to a service provider in the amount of $134,080.

NOTE 6 - MINORITY INTERESTS

On August 14, 2000, a stock investment agreement with conditional promissory note was entered between NDI and DRC. NDI acquired approximately 65% of DRC's total issued and outstanding shares consisting of 14,055,000 common shares at $.40 per share or a total consideration of $5,622,000. The business combination was accounted for under a pooling of interest. Under the pooling of interest method, the combined historical costs of the separate companies' assets, liabilities and stockholders equity became the recorded amounts of the company's assets, liabilities and stockholders equity.

The stock investment agreement with conditional promissory note provides for initial payment of $654,985 and the balance in scheduled installment payments. The final payment will be adjusted so that the aggregate investment is exactly $5,622,000. As of March 31, 2002 the balance of the conditional promissory note payable by NDI is $1,102,756. Negotiations are in process for the extension and revision of the stock purchase agreement. Other than the minority interests below, all the inter-company accounts have been eliminated.

Minority interests consist of 35% shareholders' equity in DRC and 10.23% in NDI.

	DRI	NDI

Common Stock	$133	$570
Paid-in Capital	191,067	29,930
Accumulated Deficit	(191,200)	(177)

	$-	$28,323

The majority interest absorbed the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to Accounting Research Bulletin No. 51 (ARB51), paragraph 15. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 7 - CONCENTRATION OF RISKS

Financial instruments that potentially subject the Company to risk consists of cash and cash equivalent accounts in financial institutions, which during the period exceeded the $100,000 federally insured limit. The Company believes it is not exposed to any significant risk as deposits are maintained with reputable and stable financial institutions. At March 31, 2002, cash account balances are below $10,000.

NOTE 8 - STOCKHOLDERS' DEFICIT

At the inception of the company in 1997, Five Million (5,000,000) shares at $2,000.00 of common shares were issued for services. From thereon until January 1, 2000, there were 5,000,000 shares of common stock issued and outstanding. Effective May 18, 2000, a 1 for 5 reverse stock split was effected and the outstanding common shares were restated at 1,000,000 shares. Other subsequent stock issuances follow:

(a)	Pursuant to a stock purchase agreement, the Company issued Two Million shares (2,000,000) of common stock for note on May 18, 2000 for one million dollars ($1,000,000).

(b)	On June 26, 2000, the Company issued 65,000 shares of common stock for professional services valued at $25,000.

(c)	Pursuant to a stock exchange agreement on August 15, 2000, five million shares (5,000,000) of the Company's common stock were exchanged with five million shares of Net Dynamics, Inc. (formerly DRII), a Nevada Corporation. As a result NDI became a 100% subsidiary of DRHC.

(d)	On September 13, 2000, 29 million shares of the Company's common stock were exchanged with 29 million shares of common stock of Berten USA, Inc. pursuant to stock exchange agreement dated May 18, 2000.

(e)	On October 23, 2000, the Company issued 5 million shares of common stock to Ridgeway Commercial Ventures Limited, a Belize corporation, in exchange for cancellation of $1,911,339 debt and non-interest bearing note amounting to $588,661. As of March 31, 2001, the note was paid and liquidated.

(f)	On July 13, 2001 there was a reverse stock split converting fifty shares of no par common stock to one share no par common stock.

(g)	On September 29, 2001, 7,971,940 shares of common stock were issued to Ridgeway Commercial Ventures in exchange for cancellation of indebtedness in the amount of $797,194.

(h)	On December 31, 2001 the Company entered into a stock purchase agreement with Croftville Ventures, Inc. whereby the latter agreed to purchase 1,352,043 shares of common stock at $0.10 per share. At December 31, 2001, 752,010 shares of common stock were issued to Croftville Ventures, Inc. in exchange for cancellation of debt amounting to $75,201.

(i)	On March 31, 2002, 600,033 common shares at $0.10 per share were issued to Croftville Ventures in exchange for cancellation of debt amounting to $60,003.

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

At March 31, 2002, total issued and outstanding common shares total 10,165,344 shares, which are designated as follows:
Free Trading Shares	41,980
Restricted Shares	799,381
Regulation S Shares	9,323,983

TOTAL SHARES	10,165,344

NOTE 9 - LEASE COMMITMENTS

DRHC leases its facility under an operating lease expiring through year 2002. Rent and related expenses under operating leases amounted to $8,300 and $54,925 for the three months ended March 31, 2002 and 2001, respectively. Future minimum lease commitments are:
Year	DRHC
2002	$ 24,894
On January 1,2002, DRHC subleased its facility to a non related entity for one year at $692.00 a month and will continue on a month to month basis thereafter until terminated.

DRC had two lease commitments expiring through February 2004 that were terminated and closed on July 2001. In exchange for rent payable and for the lease commitments that were canceled, DRC transferred to the lessor fixed assets aggregating a fair market value of $70,018. At March 31, 2002 DRC's lease commitment is zero.

NOTE 10 - INCOME TAXES

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

Estimated net operating loss carry forward	$ 6,827,679

Estimated Current Tax Asset Value of Net Operating Loss
Carry forwards as Current Prevailing Federal Tax Rate	$ 1,024,200
Valuation Allowance	(1,024,200)

Net Tax Asset	$ -
Current Income Tax Expense	$ -
Deferred Income Tax Benefit	$ -

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There were no cash payments made for income taxes and interest expense during the period.

NOTE 12 - CONTINGENCIES

DRHC is indirectly involved in a court case involving its former affiliates, BertenUSA and Stratasys, Inc. The case is against the Chief Executive Officer of Stratasys, Inc. and was filed on September 20, 2000 with the San Luis Obispo County Superior Court on charges of self-dealing, breach of contract, fraudulent transfer and constructive fraud. The case was related to the proposed merger agreement between Berten USA, Stratasys, Inc. and Web Ventures (now digitalReach Corporation) dated March 31, 2000. The merger did not become effective. As of March 31, 2002, both complaint and cross-complaint were both dismissed and the cases closed without damages to both parties. Total bad debts related to this case that was written off as of December 31, 2000 amounted to $1,247,076.

NOTE 13 - GOING CONCERN

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

On or about May 2001 and until March 31, 2002, DRC, the subsidiary that operates in Englewood, Colorado, has substantially downsized its operations and terminated all of the employees involved in its development operations. DRC's operations, has been minimal after the closure of the Englewood offices. The funding of DRC technology development has been temporarily deferred as a result of DRC's major changes in its business development.

NOTE 14 - EMPLOYEE STOCK OPTION

DRC has an employee stock option called "2000 Stock Option and Restricted Stock Plan" which was adopted effective September 7, 2000 and in effect for ten years from date of adoption. As a result of the termination of the employees who were awarded stock options, all the stock options issued have been canceled. At March 31, 2002, balance of employee stock option is zero.

(Back to the top.)

DIGITALREACH HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Schedules of Development, General and Administrative Expenses

	Cumulative from 06/03/97 (Date of Inception) to 3/31/02	For the Three Months Ended
		March 31, 2002	March 31, 2001

Salaries and wages	$2,484,812	$16,356	$909,525
Legal and accounting	297,819	27,508	36,940
Consulting	681,446	29,500	285,816
Travel and entertainment	232,880	552	32,818
Rent	336,603	8,300	54,925
Employee recruitment and training	199,619	-	74,361
Payroll taxes	186,197	1,817	89,166
Advertising and marketing	208,799	500	79,939
Outside services	103,942	-	14,763
Directors' fee	6,100	-	-
Employee benefits	76,729	-	5,026
Equipment rental	96,686	-	10,761
Office expense	155,443	3,783	44,027
Telephone, Telecommunications and internet	58,972	884	10,178
Payroll tax penalties	19,174	-	-
Public and corporate relations	15,601	-	415
Software expense	38,044	-	27,194
Insurance	92,483	3,769	48,168
Repairs and maintenance	17,862	-	1,476
Licenses and permits	15,768	4,544	1,403

Total development, general, and administrative expenses	$5,324,979	$97, 513	$1,726,901

See accompanying notes and independent auditors' report.

(Back to the top.)

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

     (A) Revenues

     The first quarter ended March 31, 2002 did not generate any revenues for the Company, being a development stage company. There were no revenues from sales for the same period last year.

     The Company sustained a net operating loss of $100,970 for the first quarter 2002, compared to $1,754,820 for the first quarter 2001. The operating loss was due mostly to development, general and administrative expenses as a development stage company.

     (B) General, Administrative and Development Expenses

     The Company incurred general, administrative and development expenses in the amount of $97,513 for the three months ended March 31, 2002, a significant decrease from the $1,726,901 figure for the same period last year. The decrease is attributed mainly to cost cutting measures significantly affecting salaries and wages, and consulting fees.

     For the three months ending March 31, 2002, salaries and wages amounted to $16,356; legal and accounting fees amounted to $27,508; consulting fees amounted to $29,500. For the same period in year 2001, salaries and wages amounted to $909,525; legal and accounting fees amounted to $36,940; consulting fees amounted to $285,816.

     Salaries and wages, legal, accounting and consulting fees in the total amount of $73,364 comprise approximately 75.2% of the general, administrative and development expenses for the three months ended March 31, 2002. During year 2001, salaries and wages, legal and accounting, and consulting fees in the total amount of $1,232,281 comprise approximately 71.3% of general, administrative and development expenses for the three months ended March 31, 2001.

     The Company vigorously hired personnel in early part of year 2001. By May 2001, manpower had to be drastically reduced due to funding shortage. Consultants had to be relieved. These explain the sharp drop in salaries, wages and consulting fees during the first quarter 2002 figures. Note, however, that there is no similar significant deviation in the figures for legal and accounting fees, which continue to be incurred in connection with complying with SEC reporting requirements.

     Advertising and marketing expense also deviated sharply between the periods ending March 31, 2001 and March 31, 2002. digitalReach, the Company's operating subsidiary, embarked on a vigorous marketing campaign for its product in early 2001, which accounts for $79,939 advertising and marketing expense for the three months ending March 31, 2001. This figure decreased to $500 for the three months ending March 31, 2002 due to cost cutting measures.

     (C) Depreciation

     Depreciation expense decreased from $27,919 for the first quarter 2001 to $3,457 for the first quarter 2002. The decrease was due to sale of office equipment and software by the operating subsidiary on or about May 2001.

     (D) Net Loss Per Share

     Net loss per common share was at $0.01 for the three months ended March 31, 2002, compared to $1.86 for the same period last year. The decrease was attributable mainly to issuance of shares by the Registrant.

     (E) Liquidity

     As of March 31, 2002, the Company had an accumulated deficit in the amount of $6,636,302. Investors provided funds for development and marketing operations in exchange for equity. During the first quarter of 2002, the net cash provided by financing activities amounted to $77,077. During the same period in year 2001, the net cash provided by financing activities amounted to $169,810.

     In the short term, the Company's liquidity depends on further capitalization. In the long term, the Company's liquidity may improve depending on the success of the operations of digitalReach.

     As a result of the Company's continued losses from operations and with no established source of revenues, substantial doubt had been expressed about the Company's ability to continue as a going concern and, as a result, the Company's independent auditors issued a "going concern" opinion in connection with the review for the period ended March 31, 2002.

     The Company will seek investors to continue providing advances to fund day-to-day operations and product development. These advances may initially be recorded as note payable obligations of the Company. The payable balances, as in prior years, may be paid off in the form of additional common shares. The dilution to common shareholders is dependent on the issue price and the amount of advances converted into common shares.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered nor conducted any research concerning qualitative and quantitative market risk.

(Back to the top.)

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

     (None per Item 103 of Regulation S-B)

Item 2 - Changes in the Rights of the Company's Security Holders

     (a) Regulation S Issuance

     The Company entered into a Stock Purchase Agreement dated December 31, 2001 with Croftville Ventures, Inc. Pursuant to the said Stock Purchase Agreement, the Company agreed to sell 1,352,043 shares of its common stock, $0.001 par value per share, at $0.10 per share, in the form of cancellation of indebtedness. As of March 31, 2002, 1,352,043 shares of common stock were fully paid. The said shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3 - Defaults by the Company on its Senior Securities

     None

Item 4 - Submission of Matter to Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) The Articles of Incorporation and by-laws of the Company appear in Form 10SB12G filed August 7, 2001 and Amended Form 10SB12G filed September 27, 2001, October 5, 2001, and April 4, 2002 and are incorporated herein by reference.

     (b) One (1) report on Form 8-K was filed on February 1, 2002 during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 13, 2002	DigitalReach Holdings, Inc. /SIGNATURE/ By: /s/ Chris Albornoz Chris Albornoz President